Form 10QSB
period 1996-09-30
HOME STAKE ROYALTY CORP
filed 1996-11-14
CIK 48232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                            UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996


                         Commission file number 0-19767


                       THE HOME-STAKE ROYALTY CORPORATION
        (Exact name of small business issuer as specified in its charter)


          Oklahoma                                           73-0288040
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


                         15 East 5th Street, Suite 2800
                              Tulsa, Oklahoma 74103
                    (Address of principal executive offices)


                                 (918) 583-0178
                          Registrant's telephone number



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the Registrants's common stock, all of which comprise a single class with $40 par value, as of November 12, 1996, the latest practicable date, was 69,808.

                       THE HOME-STAKE ROYALTY CORPORATION

                                   FORM 10-QSB
                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                      Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets .....................    4

         Consolidated Condensed Statements of Income and Retained
           Earnings for the Nine Months ended September 30, 1996....    5

         Consolidated Condensed Statements of Income and Retained
           Earnings for the Three Months ended September 30, 1996...    6

         Consolidated Condensed Statements of Cash Flow ............    7

         Notes to Consolidated Condensed Financial Statements ......    8

Item 2.  Management's Discussion and Analysis ......................   10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .........................................   12

Item 2.  Changes in Securities .....................................   12

Item 3.  Defaults upon Senior Securities ...........................   12

Item 4.  Submission of Matters to a Vote of Security Holders .......   12

Item 5.  Other Information .........................................   13

Item 6.  Exhibits and Reports on Form 8-K ..........................   13

SIGNATURES .........................................................   14

                         PART I - FINANCIAL INFORMATION

                       THE HOME-STAKE ROYALTY CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 September 30,   December 31,
                                                     1996           1995
                                                     ----           ----
Current assets:
  Cash.......................................     $  1,033,346     $   564,875
  Accounts receivable........................          740,293       1,024,200
  Receivable from affiliate..................            8,085         195,320
  Prepaid expenses...........................          138,252         144,726
                                                  ------------     -----------
        Total current assets.................        1,919,976       1,929,121

Investments (Note 2).........................        3,351,252       3,223,735

Property and equipment, at cost:.............       28,150,453      28,147,639
    Less accumulated depreciation,
        depletion and amortization...........       19,071,205      18,356,014
                                                  ------------     -----------
        Net property and equipment...........        9,079,248       9,791,625

Other assets.................................           24,201          21,288
                                                  ------------     -----------
                                                   $14,374,677     $14,965,769



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued liabilities....      $   812,148    $  1,404,133
  Dividends declared..........................           62,827          94,241
  Deferred compensation payable...............           46,733          57,517
  Income taxes payable........................           84,303           5,745
  Bonus Payable...............................           45,000          49,412
  Current note payable (Note 3)...............          964,260         964,260
                                                  -------------   -------------
                 Total current liabilities....        2,015,271       2,575,308

Long-term note payable (Note 3)...............        1,124,970       2,410,650

Deferred income taxes.........................          560,813         488,138

Contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $1 par value -
    200,000 shares authorized; none issued
  Common stock, $40 par value -
    100,000 shares authorized and issued......        4,000,000       4,000,000
  Additional paid-in capital..................        6,000,000       6,000,000
  Retained earnings...........................        4,037,787       2,855,837
                                                  -------------   -------------
                                                     14,037,787      12,855,837

  Less treasury stock, at cost -
    30,192 shares.............................        3,364,164       3,364,164
                                                  -------------   -------------
       Total stockholders' equity.............       10,673,623       9,491,673
                                                  -------------   -------------
                                                  $  14,374,677   $  14,965,769
                                                  =============   =============
                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                      1996              1995
                                                      ----              ----

Revenues:
  Oil sales...................................       $ 3,437,465    $ 2,793,909
  Gas sales...................................         1,828,149      1,394,105
  Lease bonuses and rentals...................            19,411         22,045
  Interest and dividends......................            51,378         39,247
  Gain on sales of assets.....................            12,810         66,042
  Income from equity affiliates...............           298,896        173,013
  Other.......................................           149,957        141,260
                                                     -----------    -----------
                                                       5,798,066      4,629,621

Costs and expenses:
  Lease operating expenses....................         1,599,878        989,448
  Production taxes............................           473,545        349,700
  Depreciation, depletion and amortization....         1,054,179        951,582
  Dry hole costs..............................            47,064        132,366
  Condemned and abandoned properties..........            19,703         55,733
  General and administrative expense..........           579,504        827,675
  Interest expense............................           193,841        230,125
  Property, franchise and other taxes.........            87,678         95,478
                                                     -----------    -----------
                                                       4,055,392      3,632,107

Income before provision for income taxes......         1,742,674        997,514

Provision for income taxes:
  Current.....................................           236,740         86,001
  Deferred....................................            72,675         91,984
                                                     -----------    -----------
                                                         309,415        177,985
                                                     -----------    -----------

Net income....................................         1,433,259        819,529

Retained earnings at beginning of period......         2,855,837      2,632,908

Cash dividends ($3.60 per share - 1996,
     $4.35 per share - 1995)..................          (251,309)      (303,665)
                                                     -----------    -----------

Retained earnings at end of period............       $ 4,037,787    $ 3,148,772
                                                     ===========    ===========

Weighted average number of common
     shares outstanding.......................            69,808         69,808
                                                          ======         ======

Net income per common share...................            $20.53         $11.74
                                                          ======         ======

                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                 Three months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                     1996              1995
                                                     ----              ----

Revenues:
  Oil sales................................       $ 1,139,419       $   863,248
  Gas sales................................           634,680           464,798
  Lease bonuses and rentals................             8,059             9,754
  Interest and dividends...................            20,129            20,499
  Gain (loss) on sales of assets...........            10,042            (2,673)
  Income from equity affiliates............           164,183            68,287
  Other....................................            53,843            82,424
                                                  -----------       -----------
                                                    2,030,355         1,506,337

Costs and expenses:
  Lease operating expenses.................           562,784           378,081
  Production taxes.........................           167,921           112,421
  Depreciation, depletion and amortization.           351,393           310,812
  Dry hole costs...........................               644            12,896
  Condemned and abandoned properties.......            24,784            13,813
  General and administrative expense.......           110,874           229,386
  Interest expense.........................            58,144            99,000
  Property, franchise and other taxes......            22,219            28,743
                                                  -----------       -----------
                                                    1,298,763         1,185,152

Income before provision for income taxes...           731,592           321,185

Provision for income taxes:
  Current..................................            83,440             5,476
  Deferred.................................           (20,837)            5,212
                                                  -----------       -----------
                                                       62,603            10,688
                                                  -----------       -----------

Net income.................................           668,989           310,497

Retained earnings at beginning of period...         3,431,625         2,932,516

Cash dividends ($ .90 per share - 1996,
     $1.35 per share - 1995)...............           (62,827)          (94,241)
                                                  -----------       -----------

Retained earnings at end of period.........       $ 4,037,787       $ 3,148,772
                                                  ===========       ===========

Weighted average number of common shares
     outstanding...........................            69,808            69,808
                                                       ======            ======

Net income per common share................            $ 9.58            $ 4.45
                                                       ======            ======

                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                     1996             1995
                                                     ----             ----

Operating activities:
  Oil and gas sales,
     net of production taxes...............        $ 4,756,669      $ 3,854,885
  Lease bonuses and rentals................             19,411           22,045
  Interest and dividends...................             51,378           39,247
  Other....................................            149,957          141,260
                                                   -----------      -----------
                                                     4,977,415        4,057,437

  Cash paid to suppliers and employees.....          2,283,470        1,505,359
  Interest expense.........................            193,841          237,751
  Property, franchise and other taxes......             87,678           95,478
  Income taxes paid........................            124,757           50,641
                                                   -----------      -----------
                                                     2,689,746        1,889,229
                                                   -----------      -----------
   Net cash provided by
     operating activities..................          2,287,669        2,168,208


Investing activities:
  Proceeds from sales of property and
     equipment.............................             61,792          157,713
  Acquisition of property and equipment....           (366,383)      (2,988,403)
  Dividends from equity affiliates.........             56,818           78,125
                                                   -----------      -----------
    Net cash used in investing activities..           (247,773)      (2,752,565)


Financing activities:
  Proceeds from notes payable..............                 --        2,435,680
  Note payments............................         (1,285,680)        (649,151)
  Cash dividends paid......................           (285,745)        (311,478)
                                                   -----------      -----------
    Net cash used in financing activities..        (1,571,425)        1,475,051
                                                   -----------      -----------

Net increase in cash.......................            468,471          890,694

Cash at beginning of period................            564,875          289,219
                                                   -----------      -----------

Cash at end of period......................        $ 1,033,346      $ 1,179,913
                                                   ===========      ===========








                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - General

The unaudited financial information provided in this report includes all normal recurring adjustments which are, in the opinion of management, necessary to fairly present the financial position, result of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. The Company believes that the disclosures herein are adequate to make the information presented not misleading; however, these financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Note 2 - Summarized financial information of equity investees

Summarized income statement information for the nine months ended September 30, 1996 and 1995 for The Home-Stake Oil & Gas Company ("HSOG") and Alden Pipeline Company is presented below:

                                                1996              1995
                                                ----              ----
Income Statement data:
    Revenues...............................  $ 5,475,148       $ 4,405,681
    Income before income taxes.............    1,280,330           719,541
    Net income (1).........................    1,087,582           630,582

    (1) Includes  $305,481  and  $128,591 in 1996 and 1995,  respectively, attributable to the equity earnings of the Company recorded by HSOG.

Note 3 - Note payable

Note payable at September 30, 1996, represents the amounts due under the Company's financing agreement which is due May 1, 1998, and provides for monthly maturities of $80,355, plus interest at bank prime. In addition, the Company has a line of credit in the amount of $700,000 available until May 1, 1997, which provides for monthly payments of interest on the outstanding borrowings at bank prime. There is no balance currently outstanding under this line, however the Company has issued letters of credit in the amount of $60,000 which are guaranteed by this line.

The note payable and line of credit described above are collateralized by the 28,409 shares of common stock of HSOG owned by the Company and certain of the Company's producing properties.

Note 4 - Contingencies

In August 1995, the Company was notified that a property in which it owns a 9% working interest was subject to certain claims by surface owners regarding possible saltwater contamination. The operator of the property, Mobil Oil Corporation, has settled some claims and is currently pursuing resolution of this matter with other surface owners. It is currently estimated that the Company's share of the total claims and related costs may be approximately $300,000. On June 13, 1996, the Company and HSOG (collectively "the Companies") filed suit in the United States District Court for the Eastern District of Oklahoma, against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit is styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-6- 271-S). This action alleges Mobil's breach of the related Unit Agreement; breach of fiduciary duty; gross negligence and willful misconduct; and fraud in connection with Mobil's operation of the property. The Companies are seeking actual damages, punitive damages and equitable relief in this matter, including a declaration that Mobil is barred from charging costs related to certain saltwater contamination claims and other related costs to the Companies. Mobil has counter claimed for the Companies share of environmental costs which the Companies have not paid. Mobil has also filed a Motion for Summary Judgement, to which the Companies have filed a response. Discovery is ongoing in this matter, which is tentatively set for trial in January, 1997. At this time management cannot estimate the financial impact of the litigation. Operations of the property are being reviewed as a result of the contamination claims and a determination of the effects thereof on the carrying value of the assets affected will be made in the fourth quarter of 1996.

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position or the results of operations.

Item 2.     Management's Discussion and Analysis.


Results of Operations - First nine months of 1996 compared with first nine months of 1995

Net income for the first nine months increased $613,730 from $819,529 in 1995 to $1,433,259 in 1996. The principal reasons for this increase are as follows:

Oil sales increased 23% ($643,556) as a result of an increase in the average price from $16.08 per barrel to $19.17 per barrel, coupled with an increase in production volumes of 5,598 barrels. This increase in production was primarily a result of new drilling activities and property acquisitions during 1995.

Gas sales increased $434,044 (31%) due to an increase in the average gas price per mcf from $1.40 in 1995 to $1.98 in 1996, partially offset by a decrease in production volumes from 994,954 mcf to 923,796 mcf.

Interest income increased $12,131 from 1995 primarily as a result of greater excess funds available for investment.

Gains on sales of assets were lower in 1996 (decrease of $53,232). In 1995 the Company sold several marginal properties for which there were no comparable transactions in 1996.

Income from equity affiliates increased $125,883. The Company's principal equity investee, HSOG, reported income of $1,103,662 in 1996 compared to $630,582 in 1995.

Lease operating expenses increased $610,430 (62%) in 1996. This increase is principally attributable to operating costs associated with properties acquired in 1995.

Production taxes increased $123,845 as a result of higher production values described above.

Dry hole costs  decreased  $85,302 in 1996.  In 1995 there were 3 dry holes (.59 net) drilled at an average gross cost of $224,350 per well; in 1996 there were 3 dry holes (.18 net) drilled at an average gross cost of $261,500 per well.

Condemned and abandoned property expense decreased $36,030. 1996 expense includes salvage credits of $12,488 received on a property abandoned during the first quarter. 1995 expense was unusually high due to the non-recurring abandonment of acreage costs associated with three dry holes, coupled with the expiration of leases on certain non-producing acreage owned by the Company.

General and administrative expense decreased $248,171. 1995 operations included $137,115 associated with the Company's unsuccessful merger with The Home-Stake Oil & Gas Company. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Federal Insurance Company (see Part II,
Item 1, Legal Proceedings).

Results of Operations - Third quarter 1996 compared with third quarter 1995

Net income for the third quarter increased $358,492 from $310,497 in 1995 to $668,989 in 1996. The principal reasons for this increase are as follows:

Oil sales increased 32% ($276,171) due to higher average prices which increased from $14.89 per barrel in 1995 to $19.60 per barrel in 1996, coupled with a slight increase in production volumes from 57,986 barrels to 58,147 barrels.

Gas sales increased $169,882 (37%) due to higher average prices which increased from $1.43 per mcf in 1995 to $2.05 per mcf in 1996, partially offset by a decrease in production volumes from 324,234 mcf to 309,663 mcf.

Gains on sales of assets in 1996 increased $12,715. In the third quarter of 1996 the Company sold certain properties for which there were no comparable transactions in 1995.

Income from equity affiliates increased $95,896. The Company's principal equity investee, HSOG, reported income of $594,001 in 1996 compared to $248,924 in 1995.

Lease operating expenses increased $184,703 (49%). This increase in principally attributable to operating costs associated with properties acquired in 1995.

Production taxes increased $55,500 as a result of higher production values described above.

Condemned and abandoned property expense increased $10,971 due to an increase in the number of non-producing leaseholds whose lease terms expired in the third quarter of 1996, as compared to 1995.

General and administrative expense decreased $118,512. 1995 operations included $19,867 associated with the Company's unsuccessful merger with The Home-Stake Oil & Gas Company. 1996 operations include a reduction of $82,500 related to a settlement agreement reached with the Federal Insurance Company (see Part II,
Item 1, Legal Proceedings).

Financial Condition and Liquidity

The Company's operating activities have traditionally been self-financed through internally generated cash flows. The principal uses of cash flows have been to fund the Company's exploration and production activities and for the payment of dividends to stockholders. The use of borrowed funds has generally been limited to the acquisition of producing oil & gas properties where future revenues from such purchases are expected to fund the debt.

The Company has an exploration and development budget for 1996 of $1,680,000. The Company has spent approximately $343,000 in the first three quarters of 1996 and has current commitments of approximately $667,000 for the remainder of the year. In addition, the Company is actively pursuing acquisition opportunities when they arise.

The Company has a revolving line-of-credit with Boatmen's National Bank of Oklahoma in the amount of $700,000 which expires May 1, 1997. There is no balance currently outstanding under this line, however the Company has issued letters of credit in the amount of $60,000 which are guaranteed by this line.

The working capital deficit of $646,187 at December 31, 1995 has been reduced to $95,295 at September 30, 1996 since the Company has used cash flows to reduce current liabilities. Product prices remain above 1995 levels and the Company's drilling commitments are over $650,000 below budget. Excess cash flows will continue to be used to reduce the bank note payable and fund future business operations.

                           Part II. Other Information

Item 1.   Legal Proceedings.

     There is a complete discussion of legal proceedings in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "Form 10-KSB"). During the third quarter of 1996 there have been the following material changes in the status of such matters.

     (a) In connection with the Company's and HSOG's (collectively "the Companies") action against Federal Insurance Company ("Federal") in the United States District Court for the Northern District of Oklahoma, the Companies entered into a settlement agreement with Federal on August 5, 1996, pursuant to which, the Companies received an aggregate of $165,000 ($82,500 each company) and each party agreed to dismiss all of their respective claims against each other.

     (b) In connection with the Company's dispute with the Bureau of Indian Affairs, the Interior Board of Land Appeals of the United States Department of the Interior (the "Appeals Board") ruled on September 17, 1996 on the Company's petition for clarification and reconsideration of certain aspects of the Appeals Board's earlier ruling. The Appeals Board determined that royalty payments are due to the Kiowa Indians on 100% of sales from the date of first production. As a result, there will be additional royalties, as well as Kiowa severance tax, due on this production. The Company is still reviewing this decision, its impact on the owners of the affected properties and whether the Company will appeal the ruling though a federal court action. At September 30, 1996, the Company accrued $38,187 in this matter, representing its share of additional royalties and severance taxes.

     (c) In connection with the matter discussed in the Company's Form 10-KSB described as "saltwater contamination claims", the Companies filed suit in the United States District Court for the Eastern District of Oklahoma on June 13, 1996, against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit is styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-96-271-S). This action alleges Mobil's breach of the Unit Agreement; breach of fiduciary duty; gross negligence and willful misconduct; and fraud in connection with Mobil's operation of a property in which the Companies each own a 9% working interest. The Companies are seeking actual damages, punitive damages and equitable relief in this matter, including a declaration that Mobil is barred from charging costs related to certain saltwater contamination claims and other related costs to the Companies. Mobil has counter claimed for the Companies share of environmental costs which the Companies have not paid. Mobil has also filed a Motion for Summary Judgement, to which the Companies have filed a response. Discovery is ongoing in this matter, which is tentatively set for jury trial in January, 1997.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                The following documents are included as exhibits to this Form 10-QSB.

                Exhibit
                Number          Description

                27              Financial Data Schedule

           (b)  Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             The Home-Stake Royalty Corporation
                                                 (Registrant)


Date: November 13, 1996                      By:   /s/  Robert C. Simpson
                                                 -----------------------------
                                                  Robert C. Simpson
                                                  Chairman of the Board, C.E.O.,
                                                  President and Treasurer


Date: November 13, 1996                      By:   /s/  Chris K. Corcoran
                                                 -----------------------------
                                                  Chris K. Corcoran
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Corporate Secretary