Form 10KSB
period 1996-12-31
HOME STAKE ROYALTY CORP
filed 1997-03-26
CIK 48232

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996


                         Commission file number 0-19767

                       THE HOME-STAKE ROYALTY CORPORATION
                 (Name of small business issuer in its charter)

               Oklahoma                                     73-0288040
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

      15 East 5th. Street, Suite 2800
          Tulsa, Oklahoma                                     74103
  (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (918) 583-0178

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $40.00 per share

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        State issuer's revenues for its most recent fiscal year:   $8,213,464

        As of March 26, 1997, 69,808 shares of the Registrant's Common Stock were outstanding. The Registrant is unable to determine the aggregate market value of the Common Stock held by non-affiliates as there are no published bid and asked prices on transactions in the Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1997, are incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (Check one) Yes    No |X|

                       THE HOME-STAKE ROYALTY CORPORATION

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I

Item 1.    Description of Business.........................................  1

Item 2.    Description of Property.........................................  6

Item 3.    Legal Proceedings............................................... 12

Item 4.    Submission of Matters to a Vote of Security Holders............. 12


                               PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........ 13

Item 6.    Management's Discussion and Analysis............................ 13

Item 7.    Financial Statements............................................ 16

Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.......................... 16

                              PART III

Item 9.    Directors, Executive Officers and Compliance with Section 16(a)
           of the Exchange Act............................................. 16

Item 10.   Executive Compensation.......................................... 17

Item 11.   Security Ownership of Certain Beneficial Owners and Management.. 17

Item 12.   Certain Relationships and Related Transactions.................. 17

                               PART IV

Item 13.   Exhibits and Reports on Form 8-K................................ 17

Signatures       ...........................................................19

Index to Consolidated Financial Statements................................. F-1

                                     PART I


Item 1., Description of Business, and Item 2., Description of Property, include certain statements which are not historical fact, but are "forward looking statements". These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. The Home-Stake Royalty Corporation (the "Company") does not undertake to update, revise or correct forward looking information. Readers are cautioned that such forward looking statements should be read in connection with the Company's disclosures under the heading "Forward Looking Statements", included on page 16 hereof.

ITEM 1. DESCRIPTION OF BUSINESS

General

     The Company is actively engaged in the acquisition, exploration, development and production of oil and gas properties. Its principal geographic operating areas lie within the states of Oklahoma, Montana, Wyoming, Louisiana and Texas.

     The Company was incorporated in the State of Oklahoma in 1929. Since its incorporation, the Company has been under common management with The Home-Stake Oil & Gas Company, an Oklahoma corporation formed in 1917 ("HSOG"). The Company's principal business activity from the date of its incorporation through the early 1950's was the acquisition and leasing of oil and gas mineral interests. Accordingly, the Company's revenues were primarily from its royalty interests in oil and gas production from the mineral interests in properties leased to others. Beginning in the 1950's, the Company began to actively participate as a working interest partner primarily in wells being drilled by other industry partners. The Company also originated and participated in the drilling of a few of its own prospects and discovered several significant oil fields in south central Kansas.

     Since the 1950's, the Company has participated in the acquisition and drilling of oil and gas properties jointly with HSOG. Since that time, both companies have operated in most respects as a single entity (collectively, the Company and HSOG are sometimes hereinafter referred to as "The Home-Stake Companies" or the "Companies"). The Companies jointly participate in the acquisition of mineral and leasehold interests and in exploration and development activities performed on jointly owned properties. Each company generally owns an equal interest in the oil and gas properties, however such interests may vary. Only the Company, however, serves as operator of certain producing properties owned by The Home-Stake Companies. The Company currently operates 63 producing wells.

     In November 1995, the Boards of Directors of The Home-Stake Companies voted to change the participation arrangement between the Companies such that effective January 1, 1996, the Company participated with a 60% interest in joint ventures (drilling, acquisitions and/or other investments) between the Company and HSOG, with HSOG participating in such ventures with a 40% interest. Joint general and administrative expenses continue to be shared on a 50-50 basis. The Boards felt this change was in the best interests of each company, based on a review of their respective financial conditions. This participation arrangement is reviewed by the Boards on an annual basis and future changes will be made as circumstances, in the judgment of the Boards, require.

     In the mid-1970's the Company revised its business strategy to pursue a program to increase its revenues generated from the ownership of working interests in oil and gas properties relative to its revenues generated from royalty interests (resulting from the ownership and leasing of oil and gas mineral interests). The Company increased its relative investment in drilling ventures developed and sold by other industry partners and in the oil and gas properties that it acquired. In 1977, the Company received approximately 75% of its revenues from royalty interests, whereas, in 1996, approximately 27% of its revenues were from royalty interests.

     At December 31, 1996, the Company had estimated proved reserves of 8,835,929 Mcf of natural gas and 2,432,711 barrels of oil. Natural gas reserves constituted approximately 38% of the Company's reserves based on an "oil equivalent" basis (converting each six Mcf of natural gas to a barrel of oil, representing the estimated relative energy content of oil and natural gas).

Subsidiary and Partnership

     Alden Gas Gathering Company, an Oklahoma corporation and wholly owned subsidiary of the Company, was formed in 1989 for the purpose of owning a 41% general partnership interest in Alden Pipeline Company, an Oklahoma general partnership ("Alden"). Alden Gas Gathering Company and H-S Gas System, Inc., a wholly owned subsidiary of HSOG, serve as general partners of Alden. Alden owns and operates a small gathering system in Caddo County, Oklahoma. This system collects and transports gas from wells operated by the Company to a trunkline of a major pipeline. Alden Gas Gathering Company invested approximately $100,000 in this partnership and is receiving its proportionate share of the profits and losses, which represented a loss of $9,814 in 1996. In addition, Alden Gas Gathering Company and H-S Gas System, Inc. each receive a monthly administrative overhead fee of $750 in their capacity as general partners of Alden. In March 1997, the Company and HSOG sold their interests in Alden Pipeline Company and the related producing properties at a gain of approximately $100,000.

     The Company and HSOG also serve as general partners of H-S Royalty, Ltd., an Oklahoma limited partnership (the "Partnership") formed in 1982. The Partnership was formed by the Companies for the purpose of distributing to their stockholders a 3/16th royalty interest in certain jointly owned mineral interests in properties, which were nonproducing at the time of the formation of the Partnership, located in ten states. Management of The Home-Stake Companies distributed the royalty interests to allow their stockholders to realize a portion of the direct economic benefits that result from the commercial production and sale of oil and gas, as well as the maximization of certain income tax benefits attributable to oil and gas producing activities. In connection with the administration of the Partnership, the Company receives a monthly administrative management fee of $250.

Competition

     The business of acquiring and developing desirable oil and gas properties is highly competitive. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals and income and drilling programs. Many of these competitors have financial and other resources substantially in excess of those available to the Company.

     There is also extensive competition in locating markets for gas produced by the Company. Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas sources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, there have been reductions in oil prices, widespread curtailment of gas productions and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices.


     In light of these developments, many producers, including the Company, have accepted oil prices that may differ from area "posted prices" in order to sell their production. Also, gas prices, which were once effectively determined by government regulations, are now influenced largely by the effects of competition. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil.

Marketing

     The Company's gas production from properties in which it owns working interests is sold primarily on the spot market with a variety of purchasers, including intrastate and interstate pipeline companies, their marketing affiliates, independent marketing companies and other companies who have the ability to move gas under firm transportation agreements. Gas produced from properties in which the Company owns royalty interests is marketed and sold by owners of the leasehold interests in such properties.

     Substantially all of the Company's crude oil and condensate production is sold at posted prices under short-term contracts, as is customary in the industry.

Seasonality

     The results of operations of the Company are subject to seasonal fluctuations in the price for natural gas. Natural gas prices have been generally higher in the fourth and first quarters. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

Regulation

     General

     The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Exploration and Production

     Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from their wells, and to limit the number of wells or the locations at which the Company can drill.

     Oklahoma and Texas have adopted limits on gas production that attempt to match production with market demand. In March 1992, Oklahoma enacted a law which places statewide limits on gas production. The Oklahoma Corporation Commission sets production levels quarterly. The production of natural gas from a single well is limited to the greater of a specified Mcf per day or a percentage of the total daily production capacity of the well. In April 1992, the Texas Railroad Commission ("TRC") unanimously approved a new proration system that eliminated monthly purchaser nominations as the starting point for determining production allowable. Under the new Texas regulations, the TRC utilizes historical production data for each well during the same month from the previous year and the operator's forecast for demand for the month to arrive at a production allowable. The Company cannot predict whether other states will adopt similar regulations or legislation with respect to governing gas production. The possible effect of such regulations and legislation may be to decrease the allowable daily production and revenues from gas properties, including properties that produce both oil and gas. It is also possible that such regulations and legislation may result in a decrease in gas production in such states, which could exert upward pressure on the price of gas, although there can be no assurance that any such increase will occur. However, if such regulations or restrictions do result in increased prices of natural gas, they could face challenges in the courts and there can be no assurance as to the outcome of any such challenge. It is also possible that federal legislation could be enacted to override the effects of such state provisions.

     Various  federal,  state  and  local  laws  and  regulations  covering  the discharge of materials into the environment, or otherwise relating to the protection of the environment may affect the Company's operations and costs as a result of their effect on exploration, development and production operations. Violation of environmental legislation and regulations may result in the imposition of fines or civil or criminal penalties and, in certain circumstances, the entry of an order for the removal, remediation and abatement of the conditions and suspension of the activities giving rise to the violation. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Certain of the Company's oil and gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state. While subject to this law, the Company does not have a substantial federal lease acreage position in any state or in the aggregate. The Mineral Lands Leasing Act of 1920 and related regulations also may restrict a corporation from the holding of federal onshore oil and gas leases if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States person's ownership of rights to minerals in such jurisdiction. The purchase of shares in the Company by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on the Company's ownership of federal leases.

     Natural Gas Sales and Transportation

     Federal legislation and regulatory controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") and Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place. On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amended the NGPA to remove, as of July 27, 1989, both price and non-price controls from gas not subject to a contract in effect on July 26, 1989. Gas under contract on July 26, 1989, was decontrolled on the earlier of the termination of the contract or January 1, 1993. Gas from wells spudded after July 26, 1989, was decontrolled on May 15, 1991, even if those wells were covered by an existing contract.

     In December 1992, the FERC issued Order No. 547, which is a blanket certificate of public convenience and necessity pursuant to Section 7 of the NGA and which authorizes any company which is not an interstate natural gas pipeline or an affiliate thereof to make sales for resale at negotiated rates in interstate commerce of any category of gas that is subject to the FERC's NGA jurisdiction. The blanket certificates were effective January 7, 1993, and do not require any further application. There are certain requirements which must be met before an affiliated marketer of an interstate pipeline can avail itself of this certificate.

     Due to the deregulation provisions of the NGPA, the Decontrol Act and Order No. 547, the price of virtually all gas produced by producers not affiliated with interstate pipelines has been deregulated by FERC. As a result, most of the Company's' gas production is no longer subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Market determined prices for deregulated natural gas fluctuate in response to market pressures. Under recent market conditions, deregulated gas prices under new contracts tend to be lower than most regulated price ceilings previously prescribed by the NGPA. As a result of the deregulation of a greater portion of the United States gas market and an increased availability of natural gas transportation (discussed below), a competitive trading market for gas has developed.

     In February 1988, the FERC issued Order No. 490, which promulgated new abandonment regulations for expired, canceled or modified contracts involving the sale of certain gas committed or dedicated to interstate commerce prior to the enactment of the NGPA. The new rules largely eliminate delays and regulatory burdens associated with securing approval to abandon gas service upon termination or expiration of a contract for the sale of such gas. The new rules also significantly facilitate certain pipelines' ability to discontinue purchasing such gas under terms unfavorable to the pipeline in situations in which the contract has expired or terminated, but abandonment authorization is required to terminate the service. Order No. 490 is currently being challenged in the courts.

     Commencing in late 1985, the FERC issued a series of orders (Order No. 436, Order No. 500 and related orders), which promulgated regulations designed to create a more competitive, less regulated market for natural gas. These and subsequent regulations have significantly altered the marketing and pricing of gas. Among other things, these regulations (a) require interstate pipelines that elect to transport gas for others under self-implementing authority to provide transportation services to all shippers on a non-discriminatory basis, and (b) permit each existing firm sales customer of any such pipeline to modify, over at least a five-year period, its existing purchase obligations. Although the new regulations do not directly regulate gas producers such as the Company, the effect of these regulations has been to enhance the ability of producers to market their gas directly to end users and local distribution companies.

     In April 1992 (and  clarified  in August  1992 and  finalized  in  November
1992), the FERC issued Order 636, a complex regulation which is expected to have a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become transporters only. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules are subject to pending court challenges by numerous parties. In addition, many of the individual pipeline restructurings are the subject of pending appeals, either before the FERC or in the courts.

     As noted, Order 636 is still in the judicial review stage. On October 29, 1996, the United States Court of Appeals for the District of Columbia Circuit denied petitions for rehearing of its earlier decision, United Distribution Companies v. FERC, 88 F.3d 1105, 1191 (D.C. Cir. 1996), in which the D.C. Circuit upheld most of Order 636. However, the Court remanded to the FERC for further explanation the provisions pertaining to (1) restriction of entitlement to receive no-service to those customers who received bundled firm-sales service on May 18, 1992; (2) the twenty-year, term-matching cap for the right-of-first-refusal mechanism; (3) two aspects of the straight fixed variable rate design mitigation measures; and (4) why, in light of Order 500 and the general cost-spreading principles of Order 636, pipelines can pass through all their gas supply realignment ("GSR") transition costs to customers and why interruptible transportation customers should bear 10% of GSR costs.

     The issuance of Order 636 and its future interpretation, as well as the future interpretation and application by FERC of all of the above rules and its broad authority, or of the state and local regulations by the relevant agencies, could affect the terms and availability of transportation services for transportation of natural gas to customers and the prices at which gas can be sold. For instance, as a result of Order 636, a number of interstate pipeline companies have (i) "spun-down" their gathering systems from regulated pipeline transportation companies to unregulated affiliates, (ii) "spun-off" gathering systems to non-related entities, and/or (iii) "refunctionalized" portions of their pipeline facilities from transmission to gathering. In a May 27, 1994 order and a December 2, 1994 rehearing order, FERC ruled that it generally does not have jurisdiction over gathering facilities absent abuse involving the pipeline-affiliate relationship. However, FERC directed pipelines spinning down or off their gathering systems to include certain Order No. 497 standards of conduct in their tariffs and to enter into continuity of service agreements with existing users or to execute a "default contract" with users with whom they cannot reach agreement, with the default contract to contain a minimum two-year term, use the pipeline gatherer's then current rate (with an appropriate escalator clause) for existing customers for similar service, and contain terms and conditions consistent with those applicable to the pipeline's gathering service. However, in 1996 the United States Court of Appeals for the District of Columbia upheld the FERC's allowing the spinning down of gathering facilities to a non-regulated affiliate, but remanded the FERC's default contract mechanism. On October 31, 1996, four producers, Amoco Energy Trading Corp. (together with its parent, Amoco Production Co.), Anadarko Production Corp., Conoco Inc. and Marathon Oil Co., petitioned the Supreme Court of the United States to review the D.C. Circuit's upholding the FERC's determination not to regulate the gathering systems spun down to affiliates except in circumstances of affiliate abuse. Consequently, the Company cannot reliably predict at this time how regulation will ultimately impact the Company's natural gas operations.

     Operational Hazards and Insurance

     The operations of the Company are subject to all risks inherent in the exploration for, and development and production of, oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Such event could result in substantial cost to the Company which could have an adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practice, is not fully insured for all risks, either because such insurance is unavailable or because it elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

Employees

     At December 31, 1996, the Company employed 15 persons (currently 18 persons) whose functions are associated with management, operations and mineral management, engineering, geology, land and gas contract administration, accounting and financial planning, and administration and data processing. Each employee holds an identical position with HSOG and is considered to spend one-half of his or her time on the Company's business. Accordingly, the Company pays one-half of the compensation to its employees and HSOG pays the other one-half. The Company considers its relations with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

General

     The Company owns interests in 1,437 producing properties, including both working interests and royalty interests, located in 16 states. (For further details regarding these properties see "Producing Wells" included elsewhere herein.) The Company is engaged in leasing of its minerals as well as the exploration, production and sale of natural gas, condensate and crude oil from its properties.

     The Company has an extensive ownership of nonproducing perpetual minerals located in 16 states, including North Dakota, Oklahoma, Michigan, Montana, Mississippi and Texas. Such ownership comprises 3,203 properties covering 52,886 net acres. The Company may from time-to-time participate in exploration activities on certain of these properties, but generally leases them to others, retaining a royalty interest in whatever production may be derived therefrom, thereby eliminating the risk in the exploration of such properties. At the present time, there are approximately 56 properties leased to others for such exploration comprising 1,557 net acres.

     In addition, the Company owns a leasehold interest in 113 nonproducing properties comprising 3,198 net acres. These properties have varying lease terms, with most expiring in the next five years. These leasehold interests are located in eleven states, including Oklahoma and Montana.

1996 Acquisitions

     During 1996 the Company participated with HSOG in one acquisition of producing properties. This group of 23 properties was acquired in November and included properties in Wheeler County, Texas; Stephens County, Oklahoma; Beaver County, Oklahoma; and Union Parish, Louisiana. The Company participated with a 60% interest in this acquisition, at a cost of $324,000 and added proved developed reserves of 479,400 Mcf (net) of natural gas and 16,000 barrels (net) of oil.

Current Activities

     The Company's exploration and development activities generally have been located in the states of Oklahoma (Anadarko Basin), Montana and Texas. In 1996, the majority of the Company's activities were located in Gaines County, Texas, as well as Comanche and Caddo Counties, Oklahoma. Most recent drilling has been developmental in nature (85% in 1996 and 88% in 1995) on both oil and gas properties. In 1996, there were 5 oil wells and 14 gas wells drilled; in 1995 there were 3 oil wells and 15 gas wells drilled.

     During 1997, the Company's drilling activities will continue to be primarily developmental in nature. The Company is presently committed to participate in the drilling (or completion) of 14 (1.2 net) wells in 1997. The Company expects to operate three (0.45 net) of these wells. In 1997, the Company has budgeted $1.7 million for drilling activities, of which approximately $454,000 has been committed. In 1997 the Company contracted with two consulting geologists for the right of first refusal on developmental prospects they are developing in the Permian Basin of Texas. The primary area of focus during the next 12 to 18 months will be developmental drilling on the Company's Oklahoma acreage and in the Permian Basin of Texas. In addition, the Company plans to continue to pursue exploratory oil and gas prospects in the Anadarko and Arkoma Basins in Oklahoma.

     The Company and HSOG remain active in the property acquisition market. In 1996, The Home-Stake Companies reviewed 68 property sales packages and submitted bids on four of these packages, containing eight groups of properties. They were successful in acquiring one group of properties. Through March 15, 1997, The Home-Stake Companies have reviewed 12 sales packages.

     During 1995 the Company acquired approximately 220 net acres of leases in the Lodgepole "play" in North Dakota at a cost of $85,000. The Lodgepole area is generating a great deal of interest in the oil and gas industry and it is expected that new drilling will commence in this area. In February, 1996, the Company executed permits to allow 3-D seismic work on certain of these leases. There are no present plans by the Company to initiate exploration in this area in the near future; however, it is the Company's intention to participate with its leased acreage in wells proposed by others.

Drilling Activity

     During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells:

                                    Years ended December 31,
                             1996             1995              1994
=============================================================================
                       Gross      Net    Gross      Net    Gross     Net
Exploratory:
 Productive.........      1       .17       0       .00       0      .00
 Nonproductive......      2       .29       2       .44       2      .09
                         --      ----      --      ----      --     ----
   Total............      3       .46       2       .44       2      .09
                         ==      ====      ==      ====      ==     ====
Development:
 Productive.........     13       .26      13       .41      10     1.21
 Nonproductive......      3       .48       3       .19       1      .25
                        ---      ----      --      ----      --     ----
   Total............     16       .74      16       .60      11     1.46
                         ==      ====      ==       ===      ==     ====
Total:
 Productive.........     14       .43      13       .41      10     1.21
 Nonproductive......      5       .77       5       .63       3      .34
                        ---    ------      --      ----      --     ----
    Total...........     19      1.20      18      1.04      13     1.55
                         ==     =====      ==      ====      ==     ====
=============================================================================


     The above well information excludes wells in which the Company owns only a royalty or mineral interest.

     At December 31, 1996, the Company was participating in the drilling of six (.33 net) wells. Through the date of this report, four (.19 net) of these wells have been completed, resulting in one dry hole and three gas wells. In addition, the Company participated in one other gas well (.18 net) that was spudded subsequent to year-end.

Operating Activities

     The Company operates 63 producing wells and 10 service wells located in ten separate fields, which includes two waterfloods consisting of 20 producing wells and six service wells. In addition, the Company has a non-operator working interest ownership in approximately 260 other properties.

     The Company operates wells in two fields in Dawson County, Montana. The operations in the Glendive Field consist of 15 producing wells and four saltwater disposal wells. The Gas City Field is unitized for secondary recovery operations and consists of nine producing wells and three water injection wells. Production is primarily from the Red River formation of Ordovician age in both of these fields.

     The N.E. Alden Field in Caddo County, Oklahoma produces from several different reservoirs. The Alden Bromide Unit is unitized for secondary recovery operations in the Bromide formation and consists of four producing wells and three water injection wells. There are seven non-unitized wells which produce from four other formations from Mississippian to Ordovician in age. In March 1997, the Company and HSOG sold their interests in this field at a gain of approximately $100,000, each company.

     Operations in the Golden Trend Field in Grady and McClain counties in Oklahoma consist of 16 producing wells completed in four formations of Pennsylvanian and Ordovician age rock.

     Northwestern Oklahoma operations consist of five producing wells in the Vici Field in Ellis County. Production is from Pennsylvanian age rock.

     The Company's operations in the Anadarko Basin of Eastern Oklahoma consists of five producing gas wells located in the Hartshorne South and Kinta Fields in Latimer County and the Ti North and Ashland Fields in Pittsburg County.

     The Company's other producing field is the West Cement Field in Caddo County, Oklahoma. At present, there is one producing well completed in the Medrano formation of Pennsylvania age rock.

     The Company also operates one well in the Champmon Strawn Field in Gaines County, Texas.

Producing Wells

     The following table sets forth certain information relating to the Company's producing properties. Because the Company owns the mineral interests in numerous producing properties, it does not have current information on the numbers of wells drilled by the owners of the leasehold interests for these properties. Accordingly, the Company keeps track of its royalty interests on a property-by-property rather than a well-by-well basis, and the following table sets forth the number of properties upon which there are one or more producing wells. Net wells refers to the total number of wells in which the Company has an interest, multiplied by the Company's working interest percentage in the wells.


                      Producing Wells as of December 31, 1996
==============================================================================
                                                            Gross        Net
                                                            -----       -----
Working interests -           Oil...................          122         18
                              Gas...................          190         10
Royalty interests -           Oil...................          676         (1)
                              Gas...................          449         (1)

==============================================================================

     (1) The term "net wells" is not applicable to a royalty interest since the Company has no working interest in the applicable well.

Acreage

         As previously noted, the Company owns an interest in 1,437 producing properties, including royalty interests in 1,125 properties (comprising 14,963 net acres) and working interests in 312 properties (comprising 8,202 net acres). The following table sets forth the Company's gross and net oil and gas leasehold acreage as of December 31, 1996.


                           Acreage as of December 31, 1996
==============================================================================
                                                         Gross            Net
Developed Acreage:
          Leasehold..............................       73,350          7,476
          Mineral................................      285,800         15,689
Undeveloped Acreage:
          Leasehold..............................       23,924          3,198
          Mineral................................      632,613         52,886
                                                    ----------     ----------
Total Acreage                                        1,015,687         79,249
                                                    ==========     ==========

==============================================================================

Proved Reserves

     The following table reflects the proved reserves and proved developed producing reserves, future net revenues and the present value of future net revenues from such reserves of the Company at December 31, 1996 as estimated by the Company. The quantities of the Company's proved reserves of oil and natural gas presented below, representing developed and undeveloped reserves, include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed producing reserves are limited to those quantities which are recoverable commercially from existing wells at current prices and costs, under existing regulatory practices and with existing technology.
Accordingly, any changes in prices, operating and developmental costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed producing reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from directly offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering developed reserves. The estimates of the Company's proved reserves do not include proved undeveloped reserves attributable to the Company's royalty interests (this information is not available to the Company) or outside operated working interests (quantities are not considered material to the Company's proved reserves). Furthermore, the reserve estimates do not include reserves whose estimates of recoverability are less precise, commonly referred to as "probable" or "possible" reserves. The Company has no reserves outside the continental United States.

                Proved Oil and Gas Reserves at December 31, 1996
===============================================================================
                                                                  Present Value
                                 Oil        Gas      Future Net     of Future
                                (Bbls)     (Mcf)      Revenues   Net Revenues(1)

Proved reserves.............  2,432,711  8,835,929  $ 48,430,862   $ 27,570,370
Proved developed producing
reserves....................  2,380,522  7,369,964  $ 44,824,792   $ 26,670,314

===============================================================================

     (1) Present value of future net revenues before deducting the impact of federal and state income taxes (discounted at 10%).

     The future net revenues are determined by using estimated quantities of proved reserves and proved developed producing reserves and the periods in which they are expected to be developed and produced based on December 31, 1996 economic conditions. The estimated future production is priced based on the actual prices in effect at December 31, 1996, except where fixed and determinable price escalations are provided by contract. The resulting estimated future gross revenues are reduced by estimated future costs to develop and produce the proved reserves based on December 31, 1996 cost levels, but not for debt service, general and administrative expense and income taxes. For additional information concerning the discounted future net revenues to be derived from these reserves and the disclosure of the standardized measure information in accordance with the provisions of Statement of Financial Accounting Standards No. 69, see "Supplementary Information on Oil and Gas Producing Activities (unaudited)" at page F-12 herein.

     The reserve data set forth in this Form 10-KSB represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

Oil and Gas Production, Sales Prices and Production Costs

     The following table sets forth information with respect to production and average product prices attributable to the Company's ownership of royalty and working interests in producing properties, and, with respect to properties in which the Company owns a working interest, the production costs (including production taxes and transportation charges) per equivalent barrel of oil produced for the periods indicated.


==============================================================================
                                           Royalty Interests
                        ------------------------------------------------------
                               1996               1995               1994
                        -----------------  -----------------  ----------------
Production:
   Oil (Bbls)...........           57,137             64,500            58,137
   Gas (Mcf)............          393,114            372,291           370,678

Average Sales Prices:
   Oil (per Bbl)........           $20.13             $16.51            $15.03
   Gas (per Mcf)........             2.12               1.48              1.81

==============================================================================

==============================================================================
                                       Working Interests
                        ------------------------------------------------------
                              1996               1995               1994
                        -----------------  -----------------  ----------------
Production:
   Oil (Bbls)..........           182,388            165,221           129,684
   Gas (Mcf)...........           864,916            942,016           927,881

Average Sales Prices:
   Oil (per Bbl).......            $20.16             $16.01            $14.69
   Gas (per Mcf).......              1.97               1.39              1.63

Average direct
     operating costs per
     barrel of oil
     equivalent(1) ....             $9.03              $6.13             $5.22

==============================================================================

(1) Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one barrel of crude oil, condensate or natural gas liquids. See Item 6., Management's Discussion and Analysis, for further discussion of these costs.

ITEM 3. LEGAL PROCEEDINGS

Saltwater Contamination Claims

On June 13, 1996, the Company and HSOG filed suit in the United States District Court for the Eastern District of Oklahoma against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit was styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-96-271-S). This action concerned Mobil's operation of a waterflood unit in which the Company and HSOG each own a 9% working interest. The Company and HSOG sought actual damages, punitive damages and equitable relief in this matter. Mobil counterclaimed for the Company's and HSOG's shares of environmental remediation and settlement costs which they had not paid. In late December 1996, this case was settled, with the Company and HSOG each receiving $365,000 from Mobil. In connection with Mobil's counterclaim, the Company and HSOG agreed to pay the unpaid environmental costs.

Other Matters

     The Company is also involved in various other minor actions arising in the normal course of business. In the opinion of management, the Company's liabilities, if any, in these matters and all others discussed in this Form 10-KSB will not have a material effect on the Company's financial position, results of operations or cash flows.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 1, 1996 the Company had approximately 250 holders of record of its common stock. The Company's common stock is listed in the "pink sheets" published by the National Quotation Bureau. Trades in the stock are sporadic or limited and, accordingly, there is no established public trading market for the common stock as defined in Item 201(a)(1) of SEC Regulation S-B.

     The following table sets forth the per share amount of cash dividends declared and paid on the Company's common stock during the periods indicated.


                                                 Cash Dividends
                                              Declared and Paid Per
            Year ended December 31,                 Share of
                                                  Common Stock
     ------------------------------------- ---------------------------
     1996:    First Quarter                         $ 1.35
              Second Quarter                          1.35
              Third Quarter                            .90
              Fourth Quarter                           .90

     1995:    First Quarter                         $ 1.50
              Second Quarter                          1.50
              Third Quarter                           1.35
              Fourth Quarter                          1.35

     ===================================== ===========================


     The Company has historically paid quarterly cash dividends to its stockholders. The Company's Board of Directors has adopted a dividend policy that provides for the payment of quarterly dividends, dependent on numerous factors, including future earnings, anticipated capital requirements, the financial condition and prospects of the Company, and such other factors as the Board may deem relevant. In addition, future dividends may be restricted pursuant to the terms of the loan agreement between the Company and Boatmen's National Bank of Oklahoma. See "Management's Discussion and Analysis" below for a description of these restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein.

Results of Operations

     Net income for 1996 increased 197% from $620,835 in 1995 to $1,844,161 in 1996. The factors contributing to this increase are as follows:

     Oil sales increased $1,117,808 (30%) primarily as a result of an increase in the average sales price per barrel from $16.15 in 1995 to $20.16 in 1996, coupled with an increase in production of 9,799 barrels. The increase in production was contributed by producing properties the Company acquired in 1995 and 1996, along with new drilling in 1996.

     Gas sales increased 37% ($678,099) as a result of an increase in the average sales price from $1.41 per Mcf in 1995 to $2.02 per Mcf in 1996, partially offset by a 4% decrease in production.

     Interest income increased $12,488 primarily as a result of more excess funds available for investment.

     Gains on sales of assets increased 152% ($101,628) in 1996. The Company had two major property sales in 1996. In November the Company sold its interest in a Montgomery County, Texas field at a gain of $140,730. In December the Company sold its interest in 60 small, marginal properties at a small gain.

     Income from equity affiliates increased by $270,371. In 1996 the Company's principal equity investee, HSOG, reported net income of $1,437,674 compared to $428,185 in 1995.

     Lease operating expenses increased $851,457 (53%) due primarily to non-recurring costs incurred in the settlement of claims by surface owners and the remediation of saltwater contamination on a property in which the Company owns a 9% working interest. Excluding this property, lease operating expenses increased $282,426. This increase was associated with properties the Company acquired during 1995 and 1996, for which there are not comparable period-costs in the two years. In December 1996 and March 1997 the Company sold several marginal properties that incurred high operating costs. The properties sold incurred lease operating expenses in 1996 of $233,039.

     Production taxes increased 31% ($149,602) as a result of the higher oil and gas sales described above.

     Dry hole costs decreased 25% ($44,686) in 1996. In 1996 there were 5 dry holes drilled (.45 net) at an average cost of $293,300 per net well; in 1995 there were 5 dry holes (.63 net) drilled at an average cost of $280,400 per net well.

     Condemned and abandoned property expense decreased $26,775 (32%). 1996 expense includes salvage credits of $12,488 received on a property abandoned during the first quarter. 1995 expense was unusually high due to the non-recurring abandonment of acreage costs associated with three dry holes, coupled with the expiration of leases on certain non-producing acreage owned by the Company.

     General and administrative expense decreased $275,566 (26%) in 1996. 1995 included approximately $139,600 incurred in connection with the Company's unsuccessful proposed merger into HSOG. 1996 expense includes a credit in the amount of $82,500, representing the reimbursement of legal expenses from the Company's Directors' and Officers' Liability Insurance carrier. This amount was received in settlement of a suit the Company and HSOG brought against the carrier for recovery of certain costs incurred by the Company in the successful defense of the Company's directors in a lawsuit in 1991.

     Interest expense decreased 21% ($66,222) due to the decreases in the Company's borrowings in 1996.

     The Company's effective tax rate varies significantly from year to year, due principally to the significant effects of statutory depletion which is largely independent of pre-tax income. In addition, a portion of net income each year is attributable to the Company's equity income from HSOG, for which there is no corresponding income tax provision required. For additional information attributable to each of the factors see Note 4 to the Consolidated Financial Statements on page F-10.

Financial Condition and Liquidity

     The Company's operating activities have traditionally been self-financed through internally generated cash flows. The principal uses of cash flows have been to fund the Company's exploration and production activities and for the payment of dividends to stockholders. The use of borrowed funds has generally been limited to the acquisition of producing oil and gas properties where future revenues from such purchases are expected to fund the debt.

     In 1996, the Company spent $625,000 for exploration and development activities and $327,000 on acquisitions. The Company has budgeted $1.7 million for exploration and development activities in 1997, of which approximately $454,000 has been committed. In November, 1995, the Boards of Directors of the Company and HSOG changed the participation agreement between the Companies such that the Company increased its participation percentage in joint ventures with HSOG to 60% in 1996; this relationship will continue in 1997.

     The working capital deficit at December 31, 1996 decreased $446,172 from 1995, due primarily to the increase in accounts receivable, reflecting the $365,000 due from Mobil in connection with the settlement of the lawsuit described in Item 3, Legal Proceedings, of this Annual Report on Form 10-KSB. The working capital deficit and the budgeted 1997 exploration and development activities are expected to be financed from internally generated cash flows. In addition, the Company's line of credit described below is expected to be extended into 1998.

     The Company's bank note is due May 1, 1998 and provides for monthly principal payments of $80,355, plus interest. Interest is at bank prime and certain of the Company's producing properties are pledged to collateralize the loan. In addition, the Company has a bank line of credit in the amount of $700,000 available until May 1, 1997 which provides for monthly payments of interest on the outstanding borrowings at bank prime. In connection with this line of credit, the Company has issued a letter of credit in the amount of $60,000, which is guaranteed by this line, and pays a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line. It is presently expected that this line will be renewed by the bank at expiration.

     In 1996, the Company aggressively applied cash flows to the retirement of its bank loans. Note payments were $2,008,875, over twice the required amount of $964,260. In 1997, through the date of this report, the Company continued this policy by paying $562,485 in excess of the required monthly payments. Based on the outstanding balance at March 1, 1997, and assuming no additional payments in excess of the required monthly payments, the bank loan will be fully retired on November 1, 1997.

     In connection with the Company's bank loans and credit facility, there are certain covenants which require, among other things, that the Company maintain
(i) a ratio of cash flow (defined in the loan agreement to be income before income taxes plus all depreciation, depletion and amortization and condemned and abandoned property expense) to current maturities of long-term debt of more than
1.5 to 1.0, (ii) a ratio of total liabilities to stockholders' equity of not more than 1.0 to 1.0, and (iii) a minimum net worth of not less than $9,000,000. In addition, the Company's annual cash dividends are limited to the lesser of $425,000 or net income.

     In 1996 the Company's average direct operating costs per barrel of oil equivalent increased 47% to $9.03. This increase is primarily due to non-recurring costs incurred in the settlement of claims by surface owners and the remediation of saltwater contamination on a property in which the Company owns a 9% working interest. Excluding this property, the average direct operating costs per barrel of oil equivalent for the Company was $6.93. In December 1996 and March 1997 the Company sold, at a gain, several marginal properties that incurred high operating costs; also excluding these properties, direct operating costs per barrel of oil equivalent would have been $6.42.

     Average direct operating costs per barrel of oil equivalent are dependent upon several factors, including principally the nature of a company's operations. For example, gas properties are generally more economical to operate than oil properties. Likewise, oil wells in a form of primary recovery (flowing or pumping) are more economical to operate than oil wells in a form of secondary recovery, such as waterfloods. The Company has large interests in three waterflood or water-drive operations. These properties contributed approximately 46% of the total working interest barrels of oil equivalent production in 1996, but were responsible for approximately 74% of the direct operating costs. Excluding these waterflood properties, the Company's direct operating costs per barrel of oil equivalent in 1996 was $4.52.

     The Company believes it will fully realize its deferred tax assets and, accordingly, no valuation allowances have been provided. In management's opinion, the deferred tax assets will be realized as reductions in future income taxes payable or by utilizing available tax planning strategies. Uncertainties that may affect the ultimate realization of these assets include future product prices, costs and tax rates. Therefore, the Company will periodically review these factors and determine whether a valuation allowance has become necessary.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition. The general economic pressures limiting oil and gas prices in recent years have generally been accompanied by corresponding downward pressure on costs to develop and operate oil and gas properties as well as the costs of drilling and completing wells. The impact of inflation on the Company in the future will depend on the relative increases, if any, in the selling price of oil and gas and in the Company's operating, development and drilling costs.

Forward Looking Statements

     Certain statements included in this Annual Report on Form 10-KSB which are not historical facts are "forward looking statements", including statements with respect to oil and gas reserves, the number and location of wells to be drilled, future capital expenditures (including the amount and nature thereof), anticipated date of repayment of bank debt, extension of existing line of credit and other such matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects", "believes", "anticipates", "intends", "plans" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to: dependence upon the prices for oil and natural gas which prices are subject to significant fluctuations in response to relatively minor changes in supply and demand for such products, market uncertainty, political conditions in oil producing regions, domestic and foreign government regulations, the price and availability of alternative fuels and a variety of other factors; competition in the acquisition of oil and gas properties and the development, production and marketing of oil and natural gas; operating hazards typically associated with the exploration, development, production and transportation of oil and natural gas; federal, state and local laws relating to the exploration, development, production and marketing of oil and natural gas, including environmental and safety matters; changes in laws and regulations; and other factors, most of which are beyond the control of the Company. Accordingly, actual results and developments may differ materially from those expressed in the forward looking statements.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this Item begins at page F-1 following page 19 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants and no disagreements on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by this Item is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors", "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act".

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Principal Stockholders and Security Ownership of Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Certain Relationships and Related Transactions".

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following documents are included as exhibits to this Form 10-KSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number            Description

     3.1 Restated Certificate of Incorporation of the Company dated December 20, 1991 (Filed as Exhibit 3.1 to the Company's Registration Statement on Form 10, Registration No. 0-19767 (the "Form 10 Registration Statement")).

     3.2 Amended Certificate of Incorporation of the Company dated June 29, 1994 (Filed as Exhibit 3.2 to Amendment 1 to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1994).

     3.3  Bylaws of the  Company,  as  amended  through  May 2,  1994  (Filed as
          Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

     4.1 Rights Agreement and Indenture dated as of May 29, 1991, between the Company and The Fourth National Bank of Tulsa (Filed as Exhibit 4.1 to the Form 10 Registration Statement).

     4.2 First Amendment to Rights Agreement of The Home-Stake Royalty Corporation dated April 15, 1992 (Filed as Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1992).

     4.3 Second Amendment to Rights Agreement of The Home-Stake Royalty Corporation dated February 10, 1995 (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1994).

   *10.1  The Home-Stake  Companies Key Employee  Incentive Bonus Plan (Filed as
          Exhibit 10.2 to the Form 10 Registration Statement).

Exhibit
Number            Description


   *10.2 Employment Agreement by and among Robert C. Simpson, The Home-Stake Oil & Gas Company and the Company (Filed as Exhibit 10.4 to the Form 10 Registration Statement).


   *10.3 Amendment to Employment Agreement by and among Robert C. Simpson, The Home-Stake Oil & Gas Company and the Company dated February 8, 1993 (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992).

   *10.4 The Home-Stake Royalty Corporation Change in Control Severance Pay Plan (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

   *10.5 Form of Indemnity Agreement between The Home-Stake Royalty Corporation and each Director, dated May 14, 1996 (Filed as Exhibit
          10.1 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996).

    10.6 Second Amended and Restated Loan Agreement dated May 15, 1993 to the Loan Agreement dated July 1, 1991 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).

    10.7 First Amendment and Modification to Second Amended and Restated Loan Agreement dated May 15, 1994 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

    10.8 Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1994).

    10.9 First Amendment and Modification to Loan Agreement dated May 1, 1996 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.1 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996).

    10.10 Second Amendment and Modification Agreement dated May 1, 1996 to the Third Amended and Restated Loan Agreement dated March 29, 1995 between the Company and Bank IV Oklahoma, N.A. (Filed as Exhibit 10.3 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996).

     27   Financial Data Schedule.


         *    Management contract or compensatory plan or arrangement.

    (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE HOME-STAKE ROYALTY CORPORATION



Date:    March 26, 1997          By:    /s/ Robert C. Simpson
                                        ---------------------
                                        Robert C. Simpson
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President and Treasurer

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                      Date


/s/ Chris K. Corcoran           Director, Executive Vice        March 26, 1997
------------------------------  President, Chief Financial
Chris K. Corcoran               Officer and Corporate
                                Secretary
                                (Principal Financial
                                 and Accounting Officer)

/s/ L.W. Allegood               Director                        March 26, 1997
------------------------------
L.W. Allegood

/s/ Larry F. Grindstaff         Director                        March 26, 1997
------------------------------
Larry F. Grindstaff

/s/ Ronald O. Gutman            Director                        March 26, 1997
------------------------------
Ronald O. Gutman

/s/ Joseph J. McCain, Jr.       Director                        March 26, 1997
------------------------------
Joseph J. McCain, Jr.

/s/ I. Wistar Morris, III       Director                        March 26, 1997
------------------------------
I. Wistar Morris, III

                       THE HOME-STAKE ROYALTY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Covered by Report of Independent Auditors

Report of Independent Auditors...................................        F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995.....        F-3
Consolidated Statements of Income and Retained Earnings
  for the years ended December 31, 1996 and 1995.................        F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1995.....................................        F-5
Notes to Consolidated Financial Statements.......................        F-6


Not Covered by Report of Independent Auditors

Supplementary Information on Oil and Gas Producing Activities for
  the years ended December 31, 1996 and 1995 (unaudited).........       F-12

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
The Home-Stake Royalty Corporation

We have audited the accompanying consolidated financial statements of The Home-Stake Royalty Corporation listed in the accompanying index to consolidated financial statements (Item 7). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to consolidated financial statements (Item 7) present fairly, in all material respects, the consolidated financial position of The Home-Stake Royalty Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 21, 1997

                       THE HOME-STAKE ROYALTY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

                                                          1996         1995
                                                          ----         ----
Current assets:
  Cash and cash equivalents........................ $    626,864   $    564,875
  Accounts receivable..............................    1,469,877      1,024,200
  Receivable from affiliate........................       66,213        195,320
  Prepaid expenses.................................      255,957        144,726
                                                    ------------   ------------
         Total current assets......................    2,418,911      1,929,121

Investments (Note 2)...............................    3,592,495      3,223,735

Property and equipment, at cost:
  Producing oil and gas leases (working interests).   21,063,614     23,972,671
  Producing oil and gas royalties..................    2,842,116      2,872,257
  Nonproducing oil and gas properties..............      837,271        818,622
  Office equipment and other.......................      492,244        484,089
                                                    ------------   ------------
                                                      25,235,245     28,147,639
  Less accumulated depreciation, depletion
      and amortization.............................   16,437,277     18,356,014
                                                    ------------   ------------
            Net property and equipment.............    8,797,968      9,791,625

Other assets.......................................       24,119         21,288
                                                    ------------   ------------
                                                    $ 14,833,493   $ 14,965,769
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities......... $  1,514,282   $  1,461,650
  Dividends declared...............................       62,827         94,241
  Income taxes payable.............................       75,198          5,745
  Bonus payable....................................       20,253         49,412
  Current notes payable (Note 3)...................      964,260        964,260
                                                    ------------   ------------
         Total current liabilities.................    2,636,820      2,575,308
Long-term notes payable (Note 3)...................      401,775      2,410,650
Deferred income taxes (Note 4).....................      773,200        488,138
Commitments and Contingencies (Note 6)
Stockholders' equity (Note 7):
  Preferred stock, $1 par value -
    200,000 shares authorized; none issued
  Common stock, $40 par value -
    100,000 shares authorized and issued...........    4,000,000      4,000,000
  Additional paid-in capital.......................    6,000,000      6,000,000
  Retained earnings................................    4,385,862      2,855,837
                                                    ------------   ------------
                                                      14,385,862     12,855,837
  Less treasury stock, at cost - 30,192 shares.....    3,364,164      3,364,164
                                                    ------------   ------------
         Total stockholders' equity................   11,021,698      9,491,673
                                                    ------------   ------------
                                                    $ 14,833,493   $ 14,965,769
                                                    ============   ============
                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     Years ended December 31, 1996 and 1995



                                                      1996              1995
                                                      ----              ----
Revenues:
     Oil sales.....................................  $ 4,827,826    $ 3,710,018
     Gas sales.....................................    2,536,078      1,857,979
     Lease bonuses and rentals.....................       23,294         24,122
     Interest......................................       65,446         52,958
     Gain on sales of assets.......................      168,664         67,036
     Income from equity affiliates.................      389,972        119,601
     Other.........................................      202,184        176,854
                                                     -----------    -----------
                                                       8,213,464      6,008,568
Costs and expenses:
     Lease operating expenses......................    2,444,121      1,592,664
     Production taxes..............................      631,600        481,998
     Depreciation, depletion and amortization......    1,351,335      1,425,935
     Dry hole costs................................      131,975        176,661
     Condemned and abandoned properties............       55,668         82,443
     General and administrative expense............      781,480      1,057,046
     Interest expense..............................      249,692        315,914
     Property, franchise and other taxes...........      110,736        107,203
                                                     -----------    -----------
                                                       5,756,607      5,239,864
Income before provision for income taxes...........    2,456,857        768,704

Provision for income taxes (Note 4):
     Current.......................................      327,634         73,046
     Deferred......................................      285,062         74,823
                                                     -----------    -----------
                                                         612,696        147,869
                                                     -----------    -----------
Net income.........................................    1,844,161        620,835

Retained earnings at beginning of year.............    2,855,837      2,632,908

Cash dividends ($4.50 per share - 1996,
     $5.70 per share - 1995).......................     (314,136)      (397,906)
                                                     -----------    -----------

Retained earnings at end of year...................  $ 4,385,862    $ 2,855,837
                                                     ===========    ===========

Weighted average number of shares outstanding......       69,808         69,808
                                                          ======         ======

Net income per share of common stock...............       $26.42         $ 8.89
                                                          ======         ======
                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995


                                                         1996          1995
                                                         ----          ----
Operating activities:
  Oil and gas sales, net of production taxes.......  $ 6,600,732    $ 4,992,099
  Lease bonuses and rentals........................       23,294         24,122
  Interest.........................................       65,446         52,958
  Other............................................      202,184        176,854
                                                     -----------    -----------
                                                       6,891,656      5,246,033

  Cash paid to suppliers and employees.............    3,595,153      2,276,663
  Interest paid....................................      249,692        323,540
  Property, franchise and other taxes..............      110,736        107,203
  Income taxes paid................................      224,756         50,480
                                                     -----------    -----------
                                                       4,180,337      2,757,886
    Net cash provided by operating activities......    2,711,319      2,488,147

Investing activities:
  Proceeds from sales of property and equipment....      362,260        153,696
  Acquisition of property and equipment............     (523,073)    (3,386,054)
  Acquisition of investments.......................     (202,558)            --
  Dividends from equity affiliate..................       71,022         99,432
                                                     -----------    -----------
    Net cash used in investing activities..........     (292,349)    (3,132,926)

Financing activities:
  Proceeds from notes payable......................           --      2,435,680
  Note payments....................................   (2,008,875)    (1,110,460)
  Cash dividends paid..............................     (348,106)      (404,785)
                                                     ------------   -----------
    Net cash provided by (used in) financing
          activities...............................   (2,356,981)       920,435
                                                     -----------    -----------
Net increase in cash...............................       61,989        275,656
Cash and cash equivalents at beginning of year.....      564,875        289,219
                                                     -----------    -----------
Cash and cash equivalents at end of year...........  $   626,864    $   564,875
                                                     ===========    ===========

Reconciliation of net income to net cash
     provided by operating activities:
Net income.........................................  $ 1,844,161    $   620,835
Reconciling adjustments:
  Depreciation, depletion and amortization.........    1,351,335      1,425,935
  Gain on sales of assets..........................     (168,664)       (67,036)
  Income from equity affiliates....................     (389,972)      (119,601)
  Dry hole costs and condemned and abandoned
    properties.....................................      187,643        259,104
  Deferred income taxes............................      285,062         74,823
  Changes in other assets and liabilities:
    Accounts receivable............................     (316,570)       308,091
    Prepaid expenses and other assets..............     (114,062)       (29,552)
    Accounts payable...............................       (7,908)        (3,832)
    Other liabilities..............................       40,294         19,380
                                                     -----------    -----------
Net cash provided by operating activities..........  $ 2,711,319    $ 2,488,147
                                                     ===========    ===========
                             See accompanying notes.

                       THE HOME-STAKE ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of business

The Home-Stake Royalty Corporation is an "independent oil and gas producer" actively engaged in the acquisition, exploration, development and production of oil and gas properties. Oil and gas exploration and production activities are subject to numerous risks inherent in the business. These include the volatility of oil and gas prices, environmental concerns and governmental regulations, general business risks and hazards involving the acquisition and operation of oil and gas properties, the ability to continue to find new reserves to replace those being depleted and the highly competitive nature of the business. Its principal geographic operating areas lie within the states of Oklahoma, Montana and Texas.

Note 1 - Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Alden Gas Gathering Company. The equity method is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings and losses of these companies. Dividends and distributions are credited against the investment when received.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

One of the most significant estimates made by the Company involves its oil and gas reserves. The Company amortizes its costs of producing properties on the unit-of-production method over the estimated remaining reserves of the Company. Since estimates of remaining oil and gas reserves are highly subjective and subject to constantly changing conditions, most of which are beyond the control of the Company, it is reasonably possible that the Company's estimates will change over time, affecting the rates of amortization. In addition, in assessing whether any impairment to the carrying values of producing properties has occurred, these same estimates of oil and gas reserves are used. Consequently impairment adjustments to the carrying values are reasonably possible.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents and notes payable reported in the balance sheets approximate fair value.

Cash and cash equivalents

The Company includes certificates of deposit and money market funds in cash and cash equivalents since such amounts are readily convertible into known amounts of cash.

Credit risks

The Company sells its oil and gas production, which is located primarily in Montana, Oklahoma and Texas, directly or indirectly to numerous oil refiners and pipeline companies without collateral. In addition, the Company has numerous working interest owners to whom it grants credit on wells in which it serves as operator. Substantially all of these owners are industry partners or individuals who invest in oil and gas drilling ventures. The Company believes its credits risks are limited due to nature of its business and partner base and has not incurred any significant losses in connection therewith.

Environmental costs

Environmental liabilities, which historically have not been material, are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs without discounting. At December 31, 1996 there are no such costs accrued. The Company's policy is in compliance with Statement of Position 96-1, Environmental Remediation Liabilities, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and issuance of this statement had no impact on the Company's financial position or results of operations.

Property and equipment

The Company follows the successful efforts method of accounting for its oil and gas operations. Costs of productive oil or gas wells, as well as costs of acquiring producing and nonproducing oil and gas properties, are capitalized. Exploratory costs, annual delay rentals and exploratory dry holes are expensed.

Depreciation, depletion and amortization of producing properties are provided on the unit-of-production method based on estimates of proved reserves. Depreciation of other property and equipment is provided on straight-line or accelerated methods over estimated useful lives.

In 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Adoption of SFAS No. 121, which generally limits the carrying value of producing properties to their discounted estimated future net cash flows, had no retroactive impact on net income in 1995 since the Company has followed a similar policy since 1986. Adjustments under this policy are included in depreciation, depletion and amortization and totaled $91,107 and $139,031 in 1996 and 1995, respectively.

Nonproducing oil and gas properties include both perpetual mineral rights and term leasehold interests. The perpetual mineral rights are written-off when unsuccessful exploration information is obtained. The Company does not maintain an extensive inventory of nonproducing leasehold interests, rather such interests are acquired in connection with specific drilling objectives. Such nonproducing leasehold interests are written-off or reserved as warranted by drilling results.

Renewals and betterments are capitalized; maintenance and repairs are charged to expense. Replacement of individual items of lease equipment are capitalized. When leases or other assets are sold or retired, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss is recognized in income. The Company's historical experience has been that the salvage value of equipment on property abandonments is sufficient to cover the costs of dismantlement and site restoration. Therefore, the Company does not accrue such costs and salvage value is not considered in calculating property amortization.

Oil and gas sales

The Company sells most of its crude oil and natural gas concurrent with production and does not store significant volumes for future sales. Revenue is recognized on the "sales method" when oil and gas are sold.

Income taxes

Certain income and expense items are recorded in one year in the financial statements and are reported in a different year in the income tax return. Such items generally include tax credit carryforwards, intangible drilling and development costs, depreciation and depletion. The tax effects associated with these differences are recorded in these financial statements and described as "deferred income taxes".

Note 2 - Related party transactions and investments

The Company is under common management with The Home-Stake Oil & Gas Company ("HSOG"), with which it frequently participates jointly in the acquisition of mineral and leasehold interests and in exploration and development activities. Each company generally owns an equal interest in the oil and gas properties in which they jointly participate, however such interests may vary. Only the Company, however, serves as operator on properties that are not operated by outside parties.

In 1995 the Boards of Directors of the Company and HSOG voted to change the participation arrangement between the Companies such that effective January 1, 1996, the Company participated with a 60% interest in joint ventures (drilling, acquisitions and/or other investments) between the Company and HSOG, with HSOG participating in such ventures with a 40% interest. Joint general and administrative expenses continue to be shared on a 50-50 basis. The Boards felt this change was in the best interests of each company, based on a review of their respective financial conditions. This participation arrangement is reviewed by the Boards on an annual basis and future changes will be made as circumstances, in the judgement of the Boards, require.

In accordance with oil and gas industry practice, the oil and gas ventures in which both companies participate are considered to be joint, but separate. For those properties operated by outside parties, each Company is generally billed separately for their share of operating and drilling costs and separately reimburse the operator for such costs. For properties operated by the Company, HSOG is billed for such costs monthly by the Company.

Payroll costs for personnel are paid by the Company and HSOG reimburses the Company for its one-half share of such costs. For substantially all other general and administrative costs, each Company separately pays for its one-half share.

For the two years ended December 31, the Company paid or billed HSOG the following amounts:

                                                            1996        1995
                                                            ----        ----
Paid:
  Oil and gas sales, net of production taxes.......      $ 451,941   $  231,235
Billed:
  Property and equipment...........................         82,838      337,076
  Lease operating expenses.........................        818,886      693,033
  Payroll costs....................................        494,243      455,331

All revenues and expenses described above are paid by the respective company in cash on a monthly basis.

In November 1996, the Company acquired an additional 1,928 shares of HSOG at a cost of $195,178. At December 31, 1996, the Company owns 33.9% of the outstanding common stock of HSOG and accounts for its investment in HSOG using the equity method. In November 1996, HSOG acquired an additional 1,493 shares of the Company. At December 31, 1996, HSOG owns 19.3% of the outstanding common stock of the Company. In addition, the Company owns a 41% interest in Alden Pipeline Company, a general partnership carried on the equity method. These investments do not have quoted market values. In March 1997, the Company sold its interest in Alden Pipeline Company and the related producing properties at a gain of approximately $100,000.

At July 1, 1991, when the Company adopted equity accounting for its investment in HSOG, the amount of investment included costs of $1,527,439 in excess of the underlying equity in net assets which is being amortized into income over ten years.

At December 31, investments consisted of the following:


                                                        1996           1995
                                                        ----           ----

The Home-Stake Oil & Gas Company....................   $3,538,454    $3,167,260
Alden Pipeline Company..............................       54,041        56,475
                                                       ----------    ----------
                                                       $3,592,495    $3,223,735

The  Company  received   dividends   totaling  $71,023  and  $99,432  for  these
investments in 1996 and 1995, respectively.

Summarized combined financial information for HSOG and Alden Pipeline Company, for which amounts are not material, is presented below:


                                                       Years ended December 31,
                                                         1996           1995
                                                         ----           ----
Income statement data:
   Revenues........................................    $7,759,424    $5,796,704
   Income before income taxes......................     1,858,854       430,902
   Net income (1)..................................     1,417,738       399,040

                                                              December 31,
                                                         1996           1995
                                                         ----           ----
Balance sheet data:
   Current assets..................................   $ 1,576,125   $   863,180
   Property and equipment (net)....................     8,735,493     9,892,774
   Other assets....................................     2,756,922     2,428,051
   Current liabilities.............................     2,299,840     2,115,646
   Noncurrent liabilities..........................     3,131,206     4,635,590
   Equity..........................................     7,637,494     6,432,769

     (1) Includes  $273,108  and  $109,788  in  1996  and  1995,   respectively,
         attributable to the equity earnings of the Company recorded by HSOG.

Note 3 - Notes payable

Notes payable at December 31, consist of the following balances:


                                                           1996         1995
                                                           ----         ----
Prime rate bank note due May 1, 1998,
     requiring monthly principal payments
     of $80,355, plus interest.....................   $ 1,366,035   $ 3,374,910
Less current portion...............................       964,260       964,260
                                                      -----------   -----------
                                                      $   401,775   $ 2,410,650
                                                      ===========   ===========

Interest is at bank prime (8.25% at December 31, 1996) and the note is collateralized by certain of the Company's producing properties having a book value at December 31, 1996 of $5,254,816. In addition, the Company has a bank line of credit in the amount of $700,000 available until May 1, 1997 which provides for monthly payments of interest on the outstanding borrowings at bank prime. In connection with this line of credit, the Company has issued a letter of credit in the amount of $60,000, which is guaranteed by this line, and pays a commitment fee of one-half of one percent (1/2%) per annum on the unused portion of the line.

In connection with the Company's bank loans, there are certain loan covenants which require, among other things, that the Company maintain certain financial ratios and minimum net worth requirements. In addition, the Company's annual cash dividends are limited to the lesser of $425,000 or net income.

Note 4 - Income taxes

Deferred income taxes represent the net tax effects associated with temporary differences in the net book values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at December 31, are as follows:


                                                            1996        1995
                                                            ----        ----
Deferred tax liabilities:
  Intangible drilling costs........................     $  588,931   $  696,748
  Excess of tax over book depreciation.............        192,065      145,894
  Leasehold costs..................................        202,542       74,503
                                                        ----------   ----------
                                                           983,538      917,145
Deferred tax assets:
  Alternative minimum tax credit carryforwards.....        173,242      383,818
  Deferred compensation accrual....................         14,667       19,556
  Other (net)......................................         22,429       25,633
                                                        ----------   ----------
                                                           210,338      429,007
                                                        ----------   ----------
Net deferred tax liability.........................     $  773,200   $  488,138
                                                        ==========   ==========

The reconciliation of the income tax provision to the "expected" provision computed at the statutory federal income tax rate is as follows:


                                                       1996               1995
                                                       ----               ----

Computed "expected" provision......................     $  835,331   $  261,359
Excess statutory depletion.........................       (101,828)    (126,323)
Amortization of investment in HSOG.................         51,934       51,934
Income from equity affiliates......................       (135,927)     (44,727)
Other..............................................        (36,814)       5,626
                                                        ----------   ----------
Provision for income taxes.........................     $  612,696   $  147,869
                                                        ==========   ==========

At December 31, 1996, the Company had nonexpiring alternative minimum tax credit carryforwards of approximately $185,800 available to reduce future federal income taxes, the benefits of which have been recognized in these financial statements.

Note 5 - Benefit plans

Effective January 1, 1994 the Company and HSOG adopted The Home-Stake Companies Profit Sharing 401(k) Plan. The plan covers substantially all the Company's employees that have completed one year of service and provides for a mandatory Company contribution equal to 3% of the employee's compensation and an additional matching Company contribution of up to 3%. Company contributions to the Plan were $22,288 and $23,048 in 1996 and 1995, respectively.

Note 6 - Commitments and contingencies

The Company has a non-cancelable operating lease covering its office space through December 30, 2000. This lease provides for annual rental payments of $55,908, subject to an annual expense adjustment.

On June 13, 1996, the Company and HSOG filed suit in the United States District Court for the Eastern District of Oklahoma against Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (collectively "Mobil"). This suit was styled The Home-Stake Royalty Corporation and The Home-Stake Oil & Gas Company v Mobil Oil Corporation and Mobil Exploration & Production U.S., Inc. (Case No. CIV-96-271-S). This action concerned Mobil's operation of a waterflood unit in which the Company and HSOG each own a 9% working interest. The Company and HSOG sought actual damages, punitive damages and equitable relief in this matter. Mobil counterclaimed for the Company's and HSOG's shares of environmental costs which they had not paid. In late December 1996, this case was settled, with the Company and HSOG each receiving $365,000 from Mobil which was credited to the carrying value of the Company's investment in the property. In connection with Mobil's counterclaim, the Company and HSOG agreed to pay the unpaid environmental costs. In January 1997, the Company and HSOG filed claims with their pollution insurance carrier for the reimbursement of $187,800 ($93,900 each company), representing the Company's share of surface owner settlement costs paid. The Company has not received a response to this claim and has not accrued any amounts attributable to the expected insurance reimbursement. In addition, the operator is still working to reach settlements with remaining surface owners. It is currently estimated that the Company's share of such additional costs may total as much as $50,000. However, any amounts paid by the Company should be covered under the Company's pollution insurance policy.

In addition, the Company is involved in various other legal actions arising in the normal course of business. In the opinion of management and legal counsel, the Company's liabilities, if any, in these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

Note 7 - Shareholder rights plan

On May 29, 1991, the Company adopted a Rights Plan and distributed to its shareholders one Right for each outstanding share of common stock. Each Right entitles the holder to purchase one-tenth of an additional share of common stock from the Company and acquire a note payable from the Company to the holder or, under certain circumstances, purchase the stock of an acquiring company. Upon the occurrence of certain specified events related to a change in control of the Company, each holder of a Right (other than a potential acquiror) will have the right to acquire, upon exercise, shares of the Company's common stock at one-half of the then current market price. The Rights expire January 1, 2000 and are exercisable only if a person or group acquires 15% or more of the Company's common stock or commences a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. The Rights are redeemable in whole, but not in part, at a price of $.01 per Right, payable in cash or stock.

    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)


Estimated quantities of proved oil and gas reserves

Changes in estimated proved oil and gas reserve quantities are summarized as follows:


                                           1996                    1995
                                  ---------------------- ----------------------
                                      Oil        Gas         Oil          Gas
                                    (Bbls)      (Mcf)       (Bbls)       (Mcf)
Proved developed and
     undeveloped:
   Beginning of year...........   2,757,425   9,956,399   1,934,411   8,339,949
   Revisions of previous
     estimates.................    (184,463)   (525,793)    311,570     836,354
   Purchases of reserves
     in-place..................      15,891     479,378     718,549   1,792,883
   Extensions, discoveries
     and other additions.......      99,368     516,241      60,347     332,272
   Sales of reserves in-place..     (15,985)   (332,266)    (37,726)    (30,734)
   Production..................    (239,525) (1,258,030)   (229,726) (1,314,325)
                                 ----------  ----------  ----------  ----------
   End of year.................   2,432,711   8,835,929   2,757,425   9,956,399
                                 ==========  ==========  ==========  ==========
Proved developed producing:
  Beginning of year............   2,686,118   8,453,229   1,837,911   7,837,446
                                 ==========  ==========  ==========  ==========
  End of year..................   2,380,522   7,369,964   2,686,118   8,453,229
                                 ==========  ==========  ==========  ==========

The Company's share of net proved oil and gas reserves of investees accounted for on the equity method (see Note 2 to the Consolidated Financial Statements) at December 31, 1996, was 808,161 barrels of oil and 2,881,865 Mcf of gas, and at December 31, 1995 was 865,832 barrels of oil and 3,083,948 Mcf of gas.

The estimates of oil and gas reserves were prepared by Company employees and do not include proved undeveloped reserves attributable to either royalty interests (information is not available) or outside operated working interests (quantities are not considered significant to total Company proved reserves). Furthermore, these estimates do not include reserves whose estimates or recoverability are less precise, commonly referred to as "probable" or "possible" reserves. The Company has no reserves outside the continental United States.

Standardized measure of discounted future net cash flows

In  accordance  with the  requirements  of  Statement  of  Financial  Accounting
Standards No. 69 ("SFAS No. 69") presented below are projections of future net oil and gas cash flows (sales less production taxes, operating expenses, certain development costs and estimated income taxes) and related present values of proved oil and gas reserves. As required by SFAS No. 69, these projections are based on end of period prices and costs, held constant for all future periods. Present values of the future net oil and gas cash flows were calculated using a 10% discount factor as required. While this information was developed with reasonable care and disclosed in good faith, it is emphasized that some of the data are necessarily imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. Accordingly, this information may not represent the present financial condition of the Company or its expected future results. This information does not include any amounts applicable to "probable" or "possible" reserves which may become proved in the future.

Although these disclosures have been prepared in accordance with SFAS No. 69, this information does not purport to present the fair market value of the Company's oil and gas properties or a fair estimate of the present value of future cash flows expected to be obtained from their production. The reserve estimates, while carefully made, may

    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)


be significantly revised based on future events. In addition, estimates of the timing of production, actual prices realized and related production costs and taxes may also vary significantly from those used in these calculations.


                                                          1996          1995
                                                          ----          ----
Future net cash flows:
  Oil and gas sales................................   $78,855,048   $58,721,117
  Lease operating expenses.........................   (23,802,053)  (21,566,821)
  Production taxes.................................    (6,147,291)   (4,502,273)
  Development costs................................      (474,842)     (658,575)
  Income taxes.....................................   (12,305,138)   (7,716,682)
                                                      -----------  ------------
                                                       36,125,724    24,276,766
     Less discount to present
          value at 10% rate........................   (15,133,629)  (10,063,051)
                                                      -----------  ------------
Standardized measure of discounted
     future net cash flows.........................   $20,992,095   $14,213,715
                                                      ===========   ===========

The Company's share of the standardized measure of discounted future net cash flows of investees accounted for on the equity method at December 31, 1996 and 1995 is $6,819,163 and $4,373,964, respectively.

The following information summarizes the principal changes in the standardized measure of discounted future net cash flows.


                                                         1996           1995
                                                         ----           ----
Beginning of year..................................   $14,213,715   $11,806,618
Sales of oil and gas, net of production costs......    (4,288,183)   (3,493,335)
Net changes in prices and production costs.........    10,716,647    (1,824,540)
Extensions and discoveries.........................     1,303,483       474,414
Purchases of reserves-in-place.....................       573,138     4,592,387
Sales of reserves-in-place.........................      (438,724)     (210,156)
Revisions of previous quantity estimates...........    (2,022,227)    2,020,087
Net change in income taxes.........................    (2,169,336)     (138,730)
Other (net)........................................     1,682,210      (193,692)
Accretion of discount..............................     1,421,372     1,180,662
                                                      -----------   -----------
End of year........................................   $20,992,095   $14,213,715
                                                      ===========   ===========

    SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

Costs incurred

Costs incurred in oil and gas producing activities include:


                                                           1996         1995
                                                           ----         ----
Proved property acquisition costs..................    $   327,008  $ 3,188,569
Unproved property acquisition costs................        137,518      181,377
Exploration costs..................................        400,468      131,301
Development costs..................................         87,181      237,725
                                                       -----------  -----------
                                                       $   952,175  $ 3,738,972
                                                       ===========  ===========

The Company's share of costs incurred in oil and gas producing activities of investees accounted for on the equity method in 1996 and 1996 was $236,588 and $1,170,096, respectively.